Form 10QSB
period 2000-03-31
FREEMAN FRANK E
filed 2000-06-12
CIK 1086424

Form 10-QSB

[X] QUARTERLY REPORT
OR
[ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000
Commission File No.:  000-26463
-----------------

BACTROL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
----------------


New York             		  11-2665282
State of other jurisdiction       (IRS Employer ID No.)
Incorporation or organization


C/o Associates Investment Corporation, Inc.
1109 North 21st Avenue, Suite 120
Hollywood, Florida
(Address of Principal Executive Offices) (Zip Code)

(954) 923-6002
(Registrant's telephone number, including area code)

OWL CAPITAL CORP
350 Veterans Memorial Highway
Commack, NY 11725
(516) 543-1781
(Former name and address)

	Check whether the registrant (1) filed all reports required to be filed by Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes _x__  No __

As of March 31, 2000: 593,500 shares of common stock were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BACTROL TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
					March 31,	December 31
					2000		1999
Notes Receivable			$  1,500	$ 1 ,500
LIABILITIES AND STOCKHOLDRS' DEFICIT

CURRENT LIABILITIES
    Accounts payables and other
	liabilities			$   3,680	$  3,680
    Corporate taxes payable		        0
  Loan payable                             27,511  	       0
Total current liabilities 	           31,191         31,191

STOCKHOLDERS EQUITY
    Common stock, $0.0001 par value, 50,000.000
       Shares authorized, 593,500 shares issued
       and outstanding at March 31, 2000 and
	 December 31, respectively	       59             59
Additional paid in capital	 	   16,193	  16,193
    Deficit				  (45,943)       (45,943)
Total stockholders' deficit		  (29,691)       (29,691)


TOTAL LIABILITIES AND STOCKHOLDRS'
   DEFICIT				$   1,500    $     1,500

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

					Three months ended
					   March 31,								2000	      1999

Revenue					$0		$  0

Expenses:
	Interest			 0		   0
	Penalties			 0		   0
	Professional fees		 0		   0
	State Corporate charter		 0	     	  51
		Total Expenses:		$0		 $51
Net (Loss)				$0	  	($51)
Net (Loss) per common
	Share (basic diluted)		$0	      $(0.01)


Average shares outstanding		593,500   	593,500

Notes to financial statements are an integral part of this statement.


BACTROL TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 1998 and three months ended March 31, 2000
(Unaudited)

					    Additional
                         Common Stock       Paid-in
                         Shares  Amount     Capital    Deficit

Balance at
  December 31, 1998     590,000  $59	    $5,193     ($26,492)

Sale of common stock      3,500   -	    11,000	0
December 31, 1999 net
     loss         	     0    0         0          (19,451)

Balance as of
 December 31, 1999 	593,500  59         16,193     (45,943)

March 31, 2000 net loss	      0   0   	    0		0

Balance at March 31,
 2000                  593,500  $59	   $16,193    ($45,943)

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
					For the three months ended
					          March 31
	                                2000           1999
OPERATING ACTIVITIES
Net (loss)				$  0	      $51
Adjustments to reconcile net (loss to
  cash (used in) operating activities:
   Increase (decrease) in corporate taxes  0          (11,310)
   Increase (decrease) in accounts
     payable and other liabilities         0          (8,650)
Cash provided by (used in) operating
 activities         			   0          (20,011)
Cash was provided by financing activities  0           20,011

FINANCING ACTIVITIES:
    Proceeds from loan			   0	       20,011
Cash was provided by financing activities  0           20,011

Net Increase (decrease) in cash		   0	       0

Cash, at beginning of year                 0  	       0

Cash, at end of the year		$  0	     $ 0

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


1. Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments
(consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2000. The results of operations for the nine months ended March 31,2000 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies

Business Activities

The Company was incorporated August 31, 1983, under the laws of the State of New York, as Owl Capital Corp., for the purpose of providing financial consulting services.
On May 16, 1988 the Company changed its name to Bactrol Technologies, Inc.

In 1989 the Company attempted to bring its stock to the public market and incurred printing and professional fees.
The intent was to raise additional capital for potential acquisitions.

The Company has been inactive since November 1984.

2. Note Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at March
31, 2000 and December 31, 1999.

3. Corporate Tax Payable

The Company had not filed its annual New York State taxes since 1984 and had its corporate status dissolved. During January 1999, management filed all of the delinquent tax returns and is awaiting the Company's reinstatement.

4. Other Matters

During 1999, the Company entered into a plan and agreement of merger with Military Resale Group, Inc. The merger is dependent upon Bactrol Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger comes into full force and effect concurrent with that listing.

The Company is a former reporting company with the Securities and Exchange Commission and is currently in the process of updating all required SEC filings so that it can have it's securities traded.

On October 4, 1999, the Board of Directors approved a 20 to
1 reverse stock split of its issued and outstanding common stock. These financial statements reflect its retroactive effect of the reverse split.

ITEM 2.  PLAN OF OPERATION

General

The Company does not, at this moment, have any business and is seeking to merge with an existing, operating business. The Company entered into a plan and agreement of merger with Military Resale Group, Inc. The merger is dependent upon Bactrol Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger comes into full force and effect concurrent with that listing.

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At March 31, 2000 the company had no cash and $20,011 in notes receivables.

If the company is unable to obtain needed funds, it could be forced to curtail or case its activities.

The company has, in the past, issued shares of common stock to various parties as payment for services rendered. The company intends to continue this practice.

ITEM 3. - FORWARD LOOKING STATEMENTS

When used in this report and in future filings by the company with the Commission in the Registrants' press release or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases
"will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the earning of the Private Securities Litigation Reform Act of 1955.
Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in costs and delays, pending litigation, availability of raw materials, competition, demand for the product and other proprietary products and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

Any potential investor in the Company's securities should understand that at this time the company is not engaged in any business.


Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	None.

ITEM 2.  CHANGES IN SECURITIES

	On October 4, 1999, the Board of Directors approved a
20 to 1 reverse stock split of its issued and outstanding common stock. As of today's date the company has not had a shareholder's meeting to ratify this change in the outstanding common stock, nor has an amendment reflecting this change to the Articles of Incorporation been filed with the New York Division of Corporations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 5.  OTHER INFORMATION

	During 1999, the Company entered into a plan and agreement of merger with Military Resale Group, Inc. The merger is dependent upon Bactrol Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger comes into full force and effect concurrent with that listing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	None


SIGNATURES

	In accordance with the requirements of the exchange act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

BACTROL TECHNOLOGIES, INC.

__/S/  Guy Galluccio, Sr.____
GUY GALLUCCIO, SR., President and
Chairman of the Board



/S/   Alan Finfer
ALAN FINFER, Secretary, Treasurer
Director and Chief Financial Officer

DATED:   June 11, 2000